Form 10QSB
period 2000-03-31
PORTAL NET LTD
filed 2000-05-12
CIK 1096763

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:   March 31, 2000
                                      --------------------------------
       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from --------------- to ----------------------


       Commission File No. 0-96763
                           -------

                               Portal Net Limited
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

     British Virgin Islands                              N/A
---------------------------------                  -----------------
 (State or other jurisdiction                         (IRS Employer
of incorporation or organization)                  Identification No.)


                           Room 1806, Hutchison House
                            10 Harcourt Road, Central
                                    Hong Kong
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (852) 2802-3638
                    -----------------------------------------
                           (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                        No      X
                            --------                   ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                    5,000,000 common stock, $.0001 par value
                    ----------------------------------------


          Transitional Small Business Disclosure Format (check one).

                        Yes                        No      X
                            --------                   ---------

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

                               Portal Net Limited
                          (a development stage company)
                       BALANCE SHEET AS OF MARCH 31, 1999


                                                   December 31,        March 31,
                                                      1999               2000
                                                     Unaudited         Unaudited
                                                   ------------        ----------
                          Assets
 Current assets
  Cash and cash equivalents                           $ 5,000           $  5,000
                                                      -------           --------
  Total current assets                                $ 5,000           $  5,000
                                                      =======           ========
 capital assets                                           -0-                -0-

 Other assets                                             -0-                -0-

  Excess of purchase paid over book values                -0-                -0-
  Security deposits                                       -0-                -0-
                                                      -------           --------
  Total other assets                                      -0-                -0-
                                                      -------           --------
  Total assets                                        $ 5,000           $  5,000
                                                      =======           ========


            Liability and Stockholders' Equity

 Current liabilities

  Accounts payable and accrued expenses               $ 8,680           $ 13,060
                                                      -------           --------
  Total liabilities                                   $ 8,680           $ 13,060
                                                      =======           ========
 Stockholders' equity

Class A stock-$.0001 par value,
authorized 400,000,000 shares
The number of Class A shares outstanding
at March 31, 2000 was 5,000,000                           500                500

Class B stock-$.0001 par value,
authorized 100,000,000 shares
The number of Class B shares outstanding
at March 31, 2000 was 0                                     0                  0

  Additional paid in capital                            4,500              4,500
  Accumulated deficit during development stage         (8,680)           (13,060)
                                                      -------           --------
  Total stockholders' equity                          $(3,680)          $ (8,060)
                                                      -------           --------

Total liabilities and stockholders' equity              5,000              5,000
                                                      =======           ========


                               Portal Net Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                   For the        For the             For the
                                   quarter ended  quarter ended       quarter ended
                                   December 31,   December 31,        March 31,
                                   1998           1999                2000
                                   Unaudited      Unaudited           Unaudited
                                   -------------  -------------       -------------
Income                             $ -0-          $      -0-          $      -0-
Costs of goods sold                  -0-                 -0-                 -0-
                                   -----          ----------          ----------
Gross profit operations:             -0-                 -0-                 -0-
 General and administration          -0-          $   (3,680)         $   (4,380)
 Depreciation and amortization       -0-                 -0-                 -0-
                                   -----          ----------          ----------
Total expense                                     $   (3,680)         $   (4,380)

Net Profit (Loss) from
  operations                       $  (0)         $   (3,680)         $   (4,380)

Net income (Loss) per
 share-basic                       $  (0)               0.07 cents          0.09 cents

Total number of
 shares outstanding                  -0-           5,000,000           5,000,000

                               Portal Net Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           For the             For the            For the
                                                                           quarter             quarter            quarter
                                                                           ended               ended              ended
                                                                           December 31,        December 31,       March 31,
                                                                           1998                1999               2000
                                                                           Unaudited           Unaudited          Unaudited
                                                                           ---------------     -------------      -----------
   Cash Flows from Operating Activities
    Net profit (loss)                                                       $     0              $(3,680)           $  (4,380)
    Increase in accrued liabilities                                               0                3,680                4,380
    Depreciation and amortization                                                 0                    0                    0
    Non-cash transactions
    officer loans                                                                 0                    0                    0
    Total Cash Flows from Operations                                              0                    0                    0

   Cash Flows from Financing Activities
    Sale of stock                                                                 0                    0                    0
    Total Cash Flows from Financing Activities                                    0                    0                    0

   Cash Flows from Investing Activities
    Capital assets                                                                0                    0                    0
    Loan receivable
    Security deposit                                                              0                    0                    0
    Total Cash Flows from Investing Activities                                    0                    0                    0

   Net Increase (Decrease) in Cash                                                0                    0                    0
   Cash Balance Beginning of Period                                               0              $ 5,000               $5,000

   Cash Balance End of Period                                                     0              $ 5,000               $5,000

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

2.       Development stage activities.

                  The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended March 31, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company has incurred liabilities in the amount of $13,060 through March 31, 2000. These additional liabilities are owed to the Company's outside legal counsel for the performance of services. Outside legal counsel provided legal advice relating to the formation of the Company and the finalization of its registration statement with the Securities and Exchange Commission. The Company expects additional legal fees of at least $2,000 will be due and payable in the next fiscal quarter. The Company has not yet generated sufficient revenues during its limited history to fund its expenses.

                  The Company operates on a fiscal year ending September 30.

3. Results of operations for the period from December 31, 1999 through March 31, 2000

                  For the quarterly period from December 31, 1999 through March 31, 2000, the Company generated net sales of approximately $-0-.

                  The Company's gross profit on sales was approximately -0-% for the quarterly period from December 31, 1999 through March 31, 2000.

                  The Company's overhead costs aggregated approximately $-0- for the quarterly period from December 31, 1999 through March 31, 2000.

                  The Company incurred expenses totaling approximately $4,380 for the quarterly period from December 31, 1999 through March 31, 2000.

4.       Liquidity and capital resources.

                  The Company has maintained its liquidity of $5,000 from a cash balance at the Company's incorporation. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $5,000.

                  The Company did not expend any funds from December 31, 1999 through March 31, 2000. The Company has, however, incurred expenses and additional liabilities totaling $4,380 from December 31, 1999 through March 31, 2000.

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $4,380 for the period from December 31, 1999 to March 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

    None.

   Item 5. Other Information

    None.

   Item 6. Exhibits and Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended March 31, 2000.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Portal Net Limited
                                        (Registrant)

   Date: May 12, 2000                   By:  /s/ Kevin Sheung Wai Chan
                                           -----------------------------------
                                           Director

                                        By:  /s/ Silas Sheung Kwan Chan
                                           -----------------------------------
                                           Director and Secretary