Form 10QSB
period 2000-06-30
PORTAL NET LTD
filed 2000-08-14
CIK 1096763

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:       June 30, 2000

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to

Commission File No. 0-96763

                               Portal Net Limited
                     (Exact name of small business issuer as
                            specified in its charter)

    British Virgin Islands                                          N/A
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                             Identification No.)


                           Room 1806, Hutchison House
                            10 Harcourt Road, Central
                                    Hong Kong
                    (Address of principal executive offices)


                                 (852) 2802-3638
                           (Issuer's telephone number)


                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

          Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    / /                  No     /X/


                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                    5,000,000 common stock, $.0001 par value


          Transitional Small Business Disclosure Format (check one).

                         Yes    / /            No   /X/

                         PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements included in the Company's registration statement filed on Form 20-F on November 11, 1999, as amended on February 10, 2000, February 11, 2000 and as further amended on June 30, 2000.

                               Portal Net Limited
                          (a development stage company)
                        BALANCE SHEET AS OF JUNE 30, 2000



                                                       December 31,    June 30,
                                                          1999           2000
                                                       Unaudited       Unaudited
                                                       ---------       ----------
                        Assets
 Current assets
  Cash and cash equivalents                             $  5,000       $  5,000
                                                        --------       --------
  Total current assets                                  $  5,000       $  5,000
  ====================                                  ========       ========
 capital assets                                              -0-            -0-

 Other assets                                                -0-            -0-

  Excess of purchase paid over book values                   -0-            -0-
  Security deposits                                          -0-            -0-
  -----------------                                     --------       --------
  Total other assets                                         -0-            -0-
  ------------------                                    --------       --------
 Total assets                                           $  5,000       $  5,000
 ============                                           ========       ========

            Liability and Stockholders' Equity

 Current liabilities

  Accounts payable and accrued expenses                 $  8,680       $ 22,207
                                                        --------       --------
  Total liabilities                                     $  8,680       $ 22,207
  =================                                     ========       ========

 Stockholders' equity

Class A stock-$.0001 par value,
authorized 400,000,000 shares.
The number of Class A shares outstanding
at June 30, 2000 was 5,000,000                               500            500

Class B stock-$.0001 par value,
authorized 100,000,000 shares.
The number of Class B shares outstanding
at June 30, 2000 was 0                                         0              0

  Additional paid in capital                               4,500          4,500
  Accumulated deficit during development stage            (8,680)       (22,207)
                                                        --------       --------
 Total stockholders' equity                             $ (3,680)      $(17,207)
                                                        --------       --------

Total liabilities and stockholders' equity                 5,000          5,000
==========================================              ========       ========

                               Portal Net Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                  For the               For the
                                                  Period                Period
                                                  between               between
                                                  December 31,          September 15,
                                                  1999 to June          1999 to June
                                                  30, 2000              30, 2000
                                                  Unaudited             Unaudited
                                                 -----------          ----------

   Income                                        $       -0-          $      -0-
   Costs of goods sold                                   -0-                 -0-
                                                 -----------          ----------
   Gross profit                                          -0-                 -0-
   operations:
    General and
      administration                             ($   13,527)         ($  17,207)
    Depreciation and
      amortization                                       -0-                 -0-
                                                 -----------          ----------
   Total expense                                 $   (13,527)         $  (17,207)

   Net Profit (Loss)
    from operations                              $   (13,527)         $  (17,207)

   Net income (Loss) per
    share-basic                                  0.18 cents           0.18 cents

   Total number of
    shares outstanding                             5,000,000           5,000,000

                               Portal Net Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      For the          For the
                                                      Period           Period
                                                      Between          Between
                                                      December 31,     September
                                                      1999 to          15, 1999
                                                      June 30,         to June
                                                      2000             30, 2000
                                                      Unaudited        Unaudited
                                                      ------------     ---------
Cash Flows from Operating Activities
   Net profit (loss)                                   $(13,527)       $(17,207)
 Increase in accrued liabilities                         13,527          17,207
 Depreciation and amortization                                0               0
 Non-cash transactions
 officer loans                                                0               0
 Total Cash Flows from Operations                             0               0

Cash Flows from Financing Activities
 Sale of stock                                                0               0
 Total Cash Flows from Financing Activities                   0               0

Cash Flows from Investing Activities
 Capital assets                                               0               0
 Loan receivable
 Security deposit                                             0               0
 Total Cash Flows from Investing Activities                   0               0

Net Increase (Decrease) in Cash                               0               0
Cash Balance Beginning of Period                       $  5,000        $  5,000

Cash Balance End of Period                             $  5,000        $  5,000


NOTES TO FINANCIAL STATEMENTS: METHOD OF PRESENTATION

The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended June 30, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Management does not have planned operations other than it anticipates that the company will remain a development stage enterprise until such time as it registers with the Securities and Exchange Commission.

The Company operates on a fiscal year ending September 30.


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

2.Development stage activities.

           The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended June 30, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Exchange Act. The Company has incurred liabilities in the amount of $22,207 through June 30, 2000. These additional liabilities are owed to the Company's outside legal counsel for the performance of services. Outside legal counsel provided legal advice relating to the formation of the Company and the finalization of its registration statement with the Securities and Exchange Commission. The Company expects additional legal fees of at least $2,000 will be due and payable in the next fiscal quarter. The Company has not yet generated sufficient revenues during its limited history to fund its expenses.

           The Company operates on a fiscal year ending September 30.

3. Results of operations for the period from April 1, 2000 through June 30, 2000

           For the quarterly period from April 1, 2000 through June 30, 2000, the Company generated net sales of approximately $-0-.

           The Company's gross profit on sales was approximately -0-% for the quarterly period from April 1, 2000 through June 30, 2000.


           The Company incurred expenses totaling approximately $9,147 for the quarterly period from April 1, 2000 through June 30, 2000.

           (b) Results of operations for the period from December 31, 1999 through June 30, 2000

           For the six-month period from December 31, 1999 through June 30, 2000, the Company generated net sales of approximately $-0-.

           The Company's gross profit on sales was approximately -0-% for the six-month period from December 31, 1999 through June 30, 2000.

           The Company incurred expenses totaling approximately $13,527 for the six-month period from December 31, 1999 through June 30, 2000.

           (c ) Results of operations for the period from September 15, 1999 through June 30, 2000

           For the period from September 15, 1999 through June 30, 2000, the Company generated net sales of approximately $-0-.

           The Company's gross profit on sales was approximately $-0-% for the period from September 15, 1999 through June 30, 2000.

           The Company incurred expenses totaling approximately $17,207 for the period from September 15, 1999 through June 30, 2000.


4. Liquidity and capital resources.

           The Company has maintained its liquidity of $5,000 from a cash balance at the Company's incorporation. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $5,000.

           The Company did not expend any funds from December 31, 1999 through June 30, 2000. The Company has, however, incurred expenses and additional liabilities totaling $13,527 from December 31, 1999 through June 30, 2000.

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $13,527 for the period from December 31, 1999 to June 30, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

     None.

   Item 5. Other Information

     None.

   Item 6. Exhibits and Reports on Form 8-K

   Exhibit 27.1  Financial Data Schedule

   The Company did not file a report on Form 8-K during the three months ended June 30, 2000.

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Portal Net Limited
                                             (Registrant)

   Date: August 14, 2000                     By:  /s/ Kevin Sheung Wai Chan
                                                  -----------------------------
                                                   Director

                                             By:  /s/ Silas Sheung Kwan Chan
                                                  -----------------------------
                                                   Director and Secretary