Form 10QSB/A
period 2000-03-31
PORTAL NET LTD
filed 2000-08-17
CIK 1096763

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                    5,000,000 common stock, $.0001 par value
                    ----------------------------------------


          Transitional Small Business Disclosure Format (check one).

                        Yes                        No      X
                            --------                   ---------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements included in the Company's registration statement filed on Form 20-F on November 11, 1999, as amended on February 10, 2000, February 11, 2000 and further amended on June 30, 2000.

                               Portal Net Limited
                          (a development stage company)
                       BALANCE SHEET AS OF MARCH 31, 1999


                                                   September 30,       March 31,
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
                                                      =======           ========


                               Portal Net Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                     For the               For the
                                     period between        period between
                                     September 30,         September 15,
                                     1999 to               2000 to
                                     March 31, 2000        March 31, 2000
                                     Unaudited             Unaudited
                                     --------------        --------------
Income                               $      -0-            $      -0-
Costs of goods sold                         -0-                   -0-
                                     ----------            ----------
Gross profit operations:                    -0-                   -0-
 General and administration          $   (8,060)           $   (8,060)
 Depreciation and amortization              -0-                   -0-
                                     ----------            ----------
Total expense                        $   (8,060)           $   (8,060)

Net Profit (Loss) from
  operations                         $   (8,060)           $   (8,060)

Net income (Loss) per
 share-basic                               0.09 cents            0.09 cents

Total number of
 shares outstanding                   5,000,000             5,000,000

                               Portal Net Limited
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           For the                  For the
                                                                           period between           period between
                                                                           September 30,            September 15,
                                                                           1999 to                  1999 to
                                                                           March 31, 2000           March 31, 2000
                                                                           Unaudited                Unaudited
                                                                           --------------           --------------
   Cash Flows from Operating Activities
    Net profit (loss)                                                        $(8,060)                 $  (8,060)
    Increase in accrued liabilities                                            8,060                      8,060
    Depreciation and amortization                                                  0                          0
    Non-cash transactions
    officer loans                                                                  0                          0
    Total Cash Flows from Operations                                               0                          0

   Cash Flows from Financing Activities
    Sale of stock                                                                  0                          0
    Total Cash Flows from Financing Activities                                     0                          0

   Cash Flows from Investing Activities
    Capital assets                                                                 0                          0
    Loan receivable
    Security deposit                                                               0                          0
    Total Cash Flows from Investing Activities                                     0                          0

   Net Increase (Decrease) in Cash                                                 0                          0
   Cash Balance Beginning of Period                                          $ 5,000                     $5,000

   Cash Balance End of Period                                                $ 5,000                     $5,000


NOTES TO FINANCIAL STATEMENTS: METHOD OF PRESENTATION

The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended March 31, 2000. During this period, management devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Management does not have planned operations other than it anticipates that the Company will remain a development stage enterprise until such time as it registers with the Securities and Exchange Commission.

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

3. (a) Results of operations for the period from December 31, 1999 through March 31, 2000

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

         (b) Results of operations for the period from September 30, 1999 through March 31, 2000

                  For the six-month period from September 30, 1999 through March 31, 2000, the Company generated net sales of approximately $-0-.

                  The Company's gross profit on sales was approximately -0-% for the six-month period from September 30, 1999 through March 31, 2000.

                  The Company incurred expenses totaling approximately $8,060 for the six-month period from September 30, 1999 through March 31, 2000.

         (c) Results of operations for the period from September 15, 1999 through March 31, 2000

                  For the period from September 15, 1999 through March 31, 2000, the Company generated net sales of approximately $-0-.

                  The Company's gross profit on sales was approximately $-0-% for the period from September 15, 1999 through March 31, 2000.

                  The Company incurred expenses totaling approximately $8,060 for the period from September 15, 1999 through March 31, 2000.

4.       Liquidity and capital resources.

                  The Company has maintained its liquidity of $5,000 from a cash balance at the Company's incorporation. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $5,000.

                  The Company did not expend any funds from September 30, 1999 through March 31, 2000. The Company has, however, incurred expenses and additional liabilities totaling $8,060 from September 30, 1999 through March 31, 2000.

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $8,060 for the period from September 30, 1999 to March 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

                                        Portal Net Limited
                                        (Registrant)

   Date: August 17, 2000                By:  /s/ Kevin Sheung Wai Chan
                                           -----------------------------------
                                           Director

                                        By:  /s/ Silas Sheung Kwan Chan
                                           -----------------------------------
                                           Director and Secretary